Form 10-K
period 1996-12-31
CHEVY CHASE MASTER CREDIT CARD TRUST
filed 1997-04-01
CIK 920628

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10 - K

             Annual Report Pursuant to Section 13 or 15(d) of
                  the Securities Exchange Act of 1934


For the fiscal year ended:                 Commission file number:
     December 31, 1996                            33-81786




                Chevy Chase Master Credit Card Trust
         ____________________________________________________
          (Exact name of registrant as specified in charter)



            Maryland                                      52-0897004
________________________________                      ________________
(State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                     Identification No.)


     c/o Chevy Chase Bank, F.S.B.
       8401 Connecticut Avenue
        Chevy Chase, Maryland                              20815
________________________________________               __________
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code  (301) 986-7000
                                                    ________________

Securities registered pursuant to Section 12(b) of the Act:

                           None

Securities registered pursuant to Section 12(g) of the Act:

                Chevy Chase Master Credit Card Trust
$ 170,000,000 Class A Floating Rate Asset Backed Certificates, Series 1994-1
 $ 30,000,000 Class B Floating Rate Asset Backed Certificates, Series 1994-1

$ 274,500,000 Class A Floating Rate Asset Backed Certificates, Series 1994-2
 $ 25,500,000 Class B Floating Rate Asset Backed Certificates, Series 1994-2

$ 457,500,000 Class A Floating Rate Asset Backed Certificates, Series 1994-3
 $ 42,500,000 Class B Floating Rate Asset Backed Certificates, Series 1994-3

$ 320,250,000 Class A Floating Rate Asset Backed Certificates, Series 1994-4
 $ 29,750,000 Class B Floating Rate Asset Backed Certificates, Series 1994-4

$ 322,000,000 Class A Floating Rate Asset Backed Certificates, Series 1994-5
 $ 28,000,000 Class B Floating Rate Asset Backed Certificates, Series 1994-5

$ 319,375,000 Class A Floating Rate Asset Backed Certificates, Series 1995-1
 $ 30,625,000 Class B Floating Rate Asset Backed Certificates, Series 1995-1


     Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


          Yes   X    No
              _____     _____

The Registrant has no voting stock or class of common stock outstanding as of the date of this report.

                     Introductory Note


Chevy Chase Bank, F.S.B. (the "Bank")is the seller and servicer under the Amended and Restated Pooling and Servicing Agreement (the "Agreement"), dated as of
August 1, 1994, as amended by the First Amendment to the Amended and Restated Pooling and Servicing
Agreement dated as of September 28, 1994 and the Second Amendment to the Chevy Chase Master Credit
Card Trust Amended and Restated Pooling and
Servicing Agreement dated as of March 31, 1995 and the third amendment to the Amended and Restated
Pooling and Servicing Agreement dated as of July 1, 1996 by and between the Bank and the Bankers Trust Company, as the trustee, providing for the issuance from time to time of one or more Series of Asset Backed Certificates and is the originator of the Chevy Chase Master Credit Card
Trust (the "Registrant" or the "Trust"). The Certificates listed on page 1 hereof will be referred to collectively herein as the "Certificates". The Certificates do not represent obligations of or interests in the Bank. The
Bank has made application for an exemption from certain reporting requirements. Pursuant to a letter from the Security and Exchange Commission, Division of
Corporation  Finance, Office of Chief Council, dated July
31, 1989 granting the Bank's application, the Bank is not required to respond to various items of Form 10-K.
Such items are designated herein as "Not Applicable".




                        Part I

Item 1    Business

          Not Applicable


Item 2    Properties

          Not Applicable


Item 3    Legal Proceedings

          None


Item 4    Submission Of Matters To A Vote Of Security Holders


          None

                       Part II


Item 5    Market For Registrant's Common Equity
          And Related Stockholder Matters

          Each of the Certificates, representing investors' interests in the Trust, are represented by a single certificate registered in the name of Cede & Co., the nominee of The Depository Trust Company.

          To the best knowledge of the Registrant, there is no established public trading market for the Certificates.


Item 6    Selected Financial Data

          Not Applicable

Item 7    Management's Discussion and Analysis of Financial
          Condition and Results of Operations

          Not Applicable

Item 8    Financial Statements and Supplementary Data

          Not Applicable

Item 9    Changes In And Disagreements With Accountants
          On Accounting and Financial Disclosure

          None



                        Part III

Item 10   Directors and Executive Officers of the Registrant

          Not Applicable

Item 11   Executive Compensation

          Not Applicable

Item 12 Security Ownership Of Certain Beneficial Owners and Management

          Each of the Certificates, representing investor's interests in the Trust, are represented by a single certificate registered in the name of Cede & Co., the nominee of the Depository Trust Company("DTC"), and an investor holding an interest in the Trust is not entitled to receive a Certificate representing such interest except in certain limited circumstances. Accordingly, Cede & Co. is the sole holder of record of the Certificates, which it held on behalf of approximately 83 brokers, dealers, banks and other direct participants in the DTC system at December 31, 1996.
          Such direct participants may hold Certificates for their own accounts or for the accounts of their customers. The following table sets forth, with respect to each of the Certificates, the identity of each direct DTC participant that holds positions in such Certificate in excess of 5% of the outstanding principal amount thereof at December 31, 1996.

$170,000,000 1994-1 Class A Certificates   Aggregate Amount of     Percent of
Name                                        Certificates Held       Class
First National Bank of Chicago                  $63,500,000          37.4%
Chase Manhattan Bank                            $39,000,000          22.9%
Chase Manhattan Bank/Chemical                   $25,000,000          14.7%
Swiss Bank Corporation, NY Branch               $20,000,000          11.8%
Bank of New York                                $10,000,000           5.9%

$30,000,000 1994-1 Class B Certificates    Aggregate Amount of    Percent of
Name                                        Certificates Held       Class
Chase Manhattan Bank, N.A.                      $15,000,000          50.0%
Barclay's Bank PLC                              $15,000,000          50.0%

$274,500,000 1994-2 Class A Certificates   Aggregate Amount of    Percent of
Name                                        Certificates Held       Class
Bank of New York                                $20,000,000           7.3%
Bankers Trust Company                           $25,000,000           9.1%
Chase Manhattan Bank, N.A.                      $83,500,000          30.4%
Citibank, N.A.                                  $15,750,000           5.7%
SSB-Custodian                                   $68,250,000          24.9%
Republic National Bank of New York              $48,000,000          17.5%

$25,500,000 1994-2 Class B Certificates    Aggregate Amount of     Percent of
Name                                        Certificates Held       Class
CS First Boston Corporation                      $9,250,000          36.3%
Nations Bank of Texas, NA                        $9,250,000          36.3%
Boston Safe Deposit & Trust Co.                  $5,000,000          19.6%
Chase Manhattan Bank, N.A.                       $1,960,000           7.7%

$457,500,000 1994-3 Class A Certificates   Aggregate Amount of    Percent of
Name                                        Certificates Held      Class
Chase Manhattan Bank, N.A.                     $120,000,000          26.2%
Bankers Trust Company                           $90,810,000          19.8%
Northern Trust Co. - Trust                      $50,000,000          10.9%
SSB-Custodian                                  $133,200,000          29.1%

$42,500,000 1994-3 Class B Certificates    Aggregate Amount of    Percent of
Name                                        Certificates Held      Class
Nations Bank of Texas, NA                       $21,400,000          50.4%
Chase Mahattan Bank, N.A.                       $11,850,000          27.9%
Bank of New York                                 $5,000,000          11.8%
Morgan Guaranty Trust Co. of New York            $4,250,000          10.0%

$320,250,000 1994-4 Class A Certificates   Aggregate Amount of     Percent of
Name                                        Certificates Held       Class
Chase Manhattan Bank, N.A.                      $62,500,000          19.5%
Morgan Guaranty Trust Co. of New York           $60,000,000          18.7%
Bankers Trust Company                           $40,000,000          12.5%
Republic National Bank of New York              $32,000,000          10.0%
SSB-Custodian                                   $41,000,000          12.8%
French American Banking Corporation             $30,000,000           9.4%
Bank of New York                                $20,000,000           6.2%
Goldman, Sachs & Co.                            $20,000,000           6.2%

$29,750,000 1994-4 Class B Certificates    Aggregate Amount of    Percent of
Name                                        Certificates Held       Class
Chase Manhattan Bank                            $29,750,000         100.0%

$322,000,000 1994-5 Class A Certificates   Aggregate Amount of    Percent of
Name                                        Certificates Held       Class
Morgan Guaranty Trust Co. of New York           $96,600,000         30.0%
SSB-Custodian                                   $40,550,000         12.6%
Republic National Bank of New York              $21,900,000          6.8%
Bear Sterns Securities Corp.                    $45,000,000         14.0%
Chase Mahattan Bank, N.A.                       $51,000,000         15.8%
Provident Bank                                  $45,950,000         14.3%

$28,000,000 1994-5 Class B Certificates    Aggregate Amount of    Percent of
Name                                        Certificates Held      Class
Bank of New York/Barclays                       $17,000,000         60.7%
Morgan Stanley & Co., Incorporated              $11,000,000         39.3%

$319,375,000 1995-1 Class A Certificates   Aggregate Amount of    Percent of
Name                                        Certificates Held       Class
Morgan Guaranty Trust Co. of New York           $95,700,000         30.0%
Republic National Bank of New York              $45,000,000         14.1%
Bankers Trust Company                           $38,000,000         11.9%
Chase Manhattan Bank, N.A.                      $35,875,000         11.2%
Fuji Bank & Trust Company                       $20,000,000          6.3%
French American Banking Corporation             $26,750,000          8.4%

$30,625,000 1995-1 Class B Certificates    Aggregate Amount of    Percent of
Name                                        Certificates Held       Class
Citibank, N.A.                                  $10,625,000          34.7%
CS First Boston Corporation                     $10,000,000          32.7%
Fuji Bank & Trust Company                       $10,000,000          32.7%



The address of each of the above participants is:



                     C/O The Depository Trust Company
                       7 Hanover Square, 22nd Floor
                           New York, NY   10004

Item 13   Certain Relationships and Related Transactions

          None

                   Part IV

Item 14   Exhibits, Financial Statement Schedules and Reports
          On Form 10-K

(a)       The following documents are filed as part of this Report:

          i) Summary of annual distributions on the Certificates to Certificateholders for the year ended December 31, 1996

          ii) Annual Accountant's Report dated December 20, 1996
              and related Report of Management dated December 20, 1996 relating to sufficiency of accounting controls

          No proxy soliciting material has been distributed by the Trust.




                         SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Chevy Chase Master Credit Card Trust
                              By: Chevy Chase Bank, F.S.B.
                                  As Seller and Servicer

                                            Joel A. Friedman
Date:     03/28/97         By:  ____________________________________________
                                            Joel A. Friedman
                                            Senior Vice President
                                            and Controller