Form 10-K
period 1997-12-31
CHEVY CHASE MASTER CREDIT CARD TRUST
filed 1998-03-27
CIK 920628

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10 - K

             Annual Report Pursuant to Section 13 or 15(d) of
                  the Securities Exchange Act of 1934


For the fiscal year ended:                 Commission file number:
     December 31, 1997                            33-81786




                Chevy Chase Master Credit Card Trust
         ____________________________________________________
          (Exact name of registrant as specified in charter)



            Maryland                                     52-0897004
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

                Chevy Chase Master Credit Card Trust
 $          0 Class A Floating Rate Asset Backed Certificates, Series 1994-1
 $ 30,000,000 Class B Floating Rate Asset Backed Certificates, Series 1994-1

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


                     Introductory Note


Chevy Chase Bank, F.S.B. (the "Bank")is the seller and servicer under the Amended and Restated Pooling and Servicing Agreement (the "Agreement"), dated as of
August 1, 1994, as amended by the First Amendment to the Amended and Restated Pooling and Servicing
Agreement dated as of September 28, 1994 and the Second Amendment to the Chevy Chase Master Credit
Card Trust Amended and Restated Pooling and
Servicing Agreement dated as of March 31, 1995 by and between the Bank and the Bankers Trust Company, as the trustee, providing for the issuance from time to time of one or more Series of Asset Backed Certificates and is the originator of the Chevy Chase Master Credit Card
Trust (the "Registrant" or the "Trust"). The Certificates listed on page 1 hereof will be referred to collectively herein as the "Certificates". The Certificates do not represent obligations of or interests in the Bank. The
Bank has made application for an exemption from certain reporting requirements. Pursuant to a letter from the Security and Exchange Commission, Division of
Corporation  Finance, Office of Chief Council, dated July
31, 1989 granting the Bank's application, the Bank is not required to respond to various items of Form 10-K.
Such items are designated herein as "Not Applicable".




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

          Not Applicable

Item 11   Executive Compensation

          Not Applicable

Item 12 Security Ownership Of Certain Beneficial Owners and Management

          Each of the Certificates, representing investor's interests in the Trust, are represented by a single certificate registered in the name of Cede & Co., the nominee of the Depository Trust Company("DTC"), and an investor holding an interest in the Trust is not entitled to receive a Certificate representing such interest except in certain limited circumstances. Accordingly, Cede & Co. is the sole holder of record of the Certificates, which it held on behalf of approximately 75 brokers, dealers, banks and other direct participants in the DTC system at December 31, 1997.
          Such direct participants may hold Certificates for their own accounts or for the accounts of their customers. The following table sets forth, with respect to each of the Certificates, the identity of each direct DTC participant that holds positions in such Certificate in excess of 5% of the outstanding principal amount thereof at December 31, 1997.

$30,000,000 1994-1 Class B Certificates  Aggregate Amount of     Percent of
Name                                      Certificates Held        Class
Chase Manhattan Bank                         $20,000,000            66.7%
Citibank, N.A.                               $10,000,000            33.3%

$274,500,000 1994-2 Class A Certificates   Aggregate Amount of     Percent of
Name                                        Certificates Held        Class
Bank of New York                               $21,600,000            7.9%
Bankers Trust Company                          $25,000,000            9.1%
Chase Manhattan Bank, N.A.                     $89,500,000           32.6%
Citibank, N.A.                                 $15,750,000            5.7%
SSB-Custodian                                  $68,250,000           24.9%
Republic National Bank of New York             $48,000,000           17.5%

$25,500,000 1994-2 Class B Certificates    Aggregate Amount of      Percent of
Name                                        Certificates He           Class
Corestates Bank, N.A.                          $2,250,000              8.8%
Suntrust Bank, Atlanta                         $5,000,000             19.6%
Boston Safe Deposit & Trust Co.                $14,250,000            55.9%
Chase Manhattan Bank       .                   $3,960,000             15.5%

$457,500,000 1994-3 Class A Certificates   Aggregate Amount of      Percent of
Name                                        Certificates Held         Class
Chase Manhattan Bank       .                   $125,745,000           27.5%
Bankers Trust Company                          $59,500,000            13.0%
Northern Trust Company                         $50,000,000            10.9%
SSB-Custodian                                  $120,200,000           26.3%
Bank of New York/TD Bank                       $35,810,000             7.8%

$42,500,000 1994-3 Class B Certificates   Aggregate Amount of     Percent of
Name                                       Certificates Held        Class
Chase Mahattan Bank, N.A.                     $36,750,000           8.6%
Bank of New York                              $4,250,000           10.0%

$320,250,000 1994-4 Class A Certificates   Aggregate Amount of     Percent of
Name                                        Certificates Held        Class
Chase Manhattan Bank    .                      $123,905,000          38.7%
Bankers Trust Company                          $70,000,000           21.9%
Republic National Bank of New York             $32,000,000           10.0%
SSB-Custodian                                  $41,000,000           12.8%
Bank of New York/TD Bank                       $30,000,000            9.4%

$29,750,000 1994-4 Class B Certificates    Aggregate Amount of     Percent of
Name                                        Certificates Held        Class
Chase Manhattan Bank                           $15,000,000           50.4%
Chase Manhattan Bank/Salomon                   $14,750,000           49.6%

$322,000,000 1994-5 Class A Certificates   Aggregate Amount of    Percent of
Name                                        Certificates Held       Class
SSB-Custodian                                  $40,550,000          12.6%
Republic National Bank of New York             $21,900,000           6.8%
Provident Bank                                 $45,950,000          14.3%
Bank of New York                               $160,600,000         49.9%
Nationsbanc Montgomery Securities LLC          $22,000,000           6.8%

$28,000,000 1994-5 Class B Certificates    Aggregate Amount of    Percent of
Name                                        Certificates Held       Class
Daiwa Securities America Inc.                  $17,000,000          60.7%
Boston Safe Deposit and Trust Company          $11,000,000          39.3%

$319,375,000 1995-1 Class A Certificate   Aggregate Amount of     Percent of
Name                                       Certificates Held        Class
Bankers Trust Company                         $39,750,000           12.4%
Bank of New York                              $104,450,000          32.7%
Chase Manhattan Bank                          $35,875,000           11.2%
Fuji Bank and Trust Company                   $20,000,000            6.3%
Republic National Bank of New York            $45,000,000           14.1%

$30,625,000 1995-1 Class B Certificates   Aggregate Amount of     Percent of
Name                                       Certificates Held        Class
Boston Safe Deposit and Trust Company        $10,000,000            32.7%
Chase Manhattan                              $10,625,000            34.7%
Fuji Bank & Trust Company                    $10,000,000            32.7%



The address of each of the above participants is:







                     C/O The Depository Trust Company
                       7 Hanover Square, 22nd Floor
                           New York, NY   10004

Item 13   Certain Relationships and Related Transactions

          None

                   Part IV

Item 14   Exhibits, Financial Statement Schedules and Reports
          On Form 10-K

(a)       The following documents are filed as part of this Report:

          i) Summary of annual distributions on the Certificates to Certificateholders for the year ended December 31, 1997

          ii) Annual Accountant's Report dated November 18, 1997
              and related Report of Management dated November 18, 1997 relating to sufficiency of accounting controls

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


                              Chevy Chase Master Credit Card Trust
                              By: Chevy Chase Bank, F.S.B.
                                  As Seller and Servicer


Date:     03/28/98            By:  ____________________________________________
                                                Joel A. Friedman
                                                Senior Vice President
                                                and Controller