Form 10-K
period 1998-12-31
CC MASTER CREDIT CARD TRUST
filed 1999-03-30
CIK 920628

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
                                   ---------
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                  For the Fiscal Year Ended December 31, 1998

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                        Commission file number 33-81786

                         -----------------------------
                     FIRST USA BANK, NATIONAL ASSOCIATION
            (Exact name of registrant as specified in its charter)
  (As Servicer on behalf of CC Master Credit Card Trust (formerly Chevy Chase
                          Master Credit Card Trust))

          Laws of the United States                      76-0039224
       (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)                Identification No.)

           201 North Walnut Street                          19801
            Wilmington, Delaware                         (Zip Code)
      (Address of principal executive offices)

      Registrant's telephone number, including area code: (302) 594-4000

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

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES |X| NO |_|

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not Applicable.

State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

Not Applicable.

Indicate the number shares outstanding of each of the Registrant's class of common stock, as of the latest practicable date.

Not Applicable.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE
================================================================================

                               Introductory Note
                               -----------------

On September 30, 1998, First USA Bank, National Association, (the "Bank"), a wholly owned subsidiary of First USA Financial, Inc., which was a wholly owned subsidiary of BANC ONE CORPORATION, purchased the credit card operations of Chevy Chase Bank, F.S.B., a federally chartered stock savings bank ("Chevy Chase"). In connection with the purchase, the Bank assumed all of the rights and obligations of Chevy Chase as Seller and Servicer of CC Master Credit Card Trust (formerly Chevy Chase Master Credit Card Trust) (the "Trust") under the Amended and Restated Pooling and Servicing Agreement dated as of August 1, 1994, between Chevy Chase, as Seller and Servicer, and Bankers Trust Company, as Trustee (the "Trustee"), as supplemented and amended (the "Amended and Restated Pooling and Servicing Agreement"), pursuant to the Assignment and Assumption Agreement dated as of September 30, 1998 by and among the Bank, Chevy Chase and the Trustee.

Effective October 1, 1998, the Bank, as Seller and Servicer of the Trust, changed the bankruptcy and deceased charge-off policies of the Trust to conform to those of the Bank. Beginning on October 1, 1998, bankruptcies and deceased charge-off accounts are charged off at 90 days. Prior to October 1, 1998, all bankruptcies and deceased charge-off accounts were charged off at 30 days.

Effective October 2, 1998, BANK ONE CORPORATION ("BANK ONE"), the parent corporation of the Bank, merged with and into First Chicago NBD Corporation, a Delaware corporation. Immediately prior to such merger, BANC ONE also merged with and into BANK ONE, which had been a subsidiary of BANC ONE prior to such merger. BANK ONE is a bank holding company headquartered in Chicago, Illinois and registered under the Bank Holding Company Act of 1956 as amended.

The Certificates listed on page 1 hereof will be referred to collectively herein as the "Certificates". The Certificates do not represent obligations of or interests in the Bank.

The Bank will respond only to certain items of Form 10-K. In doing so, the Bank will be relying on a letter dated July 31, 1989 from the Security and Exchange Commission, Division of Corporation Finance, Office of Chief Counsel to Chevy Chase, the then Servicer of the Trust, granting the Servicer of the Trust relief from the requirement to respond to various items of Form 10-K. The items to which the Bank is not required to respond are designated herein as "Not Applicable".

The final payments with respect to Floating Rate Asset Backed Certificates, Series 1994-1, and Floating Rate Asset Backed Certificates, Series 1994-2, issued by the CC Master Credit Card Trust (formerly Chevy Chase Master Credit Card Trust) were made on February 17, 1998 and April 15, 1998 respectively. The final payment with respect to Floating Rate Asset Backed Certificates, Series 1994-3 and Floating Rate Asset Backed Certificates, Series 1994-4 was made on June 15, 1998. Information with respect to the above Certificates is only included in Item 14(a)(i) which contains the Summary of Annual Distributions on the Certificates to Certificateholders for the year ended December 31, 1998.

                                    PART I

ITEM 1.  BUSINESS

Not Applicable

ITEM 2.  PROPERTIES

Not Applicable


ITEM 3.  LEGAL PROCEEDINGS

The Bank has been named as a defendant in four class action lawsuits filed in late 1997 by cardmembers of the Bank. These actions were filed in the Superior Court of the State of Delaware, New Castle County, the Circuit Court of Multnomah County, Oregon, the United States District Court for the Western District of Washington and in the 14th District Court of Dallas County, Texas. The plaintiffs in all four cases contend that they and others similarly situated are entitled to equitable relief for alleged violations of the Delaware Consumer Fraud Act, breach of contract, breach of the covenant of good faith and fair dealing and fraud. The court granted summary judgment in favor of the Bank in the Delaware case in April 1998 and the court in Oregon entered partial summary judgment in favor of the Bank in May 1998. These cases are in various stages of motion and discovery practice. The Bank believes that these claims are without merit and intends to vigorously defend against all claims. While it is impossible to predict the outcome of these matters, the Bank believes that any liability arising from these matters will not have a material adverse effect on the Transferor's business or on the Receivables of the Trust.

The Bank has been named as a defendant in a class action lawsuit filed in the United States District Court for the District of Delaware against the Bank alleging that the Bank charged convenience check fees in a manner contrary to representations made in the Bank's solicitations. Although this matter is at a preliminary stage, the Bank believes that it is without merit and the Bank intends to vigorously defend against all claims. While it is impossible to predict the outcome of this matter, the Bank believes that any liability arising from this matter will not have a material effect on the Transferor's business or on the Receivables of the Trust.

The Bank has been named as a defendant in a class action lawsuit filed in December 1998 in the United States District Court for the Northern District of Illinois alleging that the Bank, in one of its direct mail solicitations, violated Federal and State prohibitions against the mailing of unsolicited credit cards. Although this matter is at a preliminary stage, the Bank believes that it is without merit and the Bank intends to vigorously defend against all claims. While it is impossible to predict the outcome of this matter, the Bank believes that any liability arising from this matter will not have a material adverse effect on the Transferor's business or on the Receivables of the Trust.

The Bank and Chevy Chase have been named as defendants in a class action lawsuit filed in January 1999 in the Circuit Court for Baltimore City, Maryland. The plaintiffs, who are holders of credit cards issued by Chevy Chase prior to January 16, 1996, allege breach of contract by Chevy Chase and the Bank, as its successor, and unfair and deceptive trade practices by Chevy Chase. Since the claims relate to a period prior to the sale by Chevy Chase of its credit card portfolios to the Bank and Chevy Chase has agreed to indemnify the Bank against any losses arising out of Chevy Chase's credit card programs prior to such sale, the Bank expects to be fully indemnified by Chevy Chase for any losses sustained by the Bank in connection with the lawsuit. The Bank believes that any liability arising from this matter will not have a material effect on the Transferor's business or on the Receivables of the Trust.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Each of the Certificates, representing investors' interests in the Trust, are represented by a single certificate registered in the name of Cede & Co., the nominee for The Depository Trust Company ("DTC").

To the best knowledge of the Registrant, there is no established public trading market for the Certificates.

ITEM 6.  SELECTED FINANCIAL DATA

Not Applicable

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BANK ONE continues to execute project plans established by its predecessor companies to assure Year 2000 readiness. Project costs are estimated to reach $350 million over the life of the project. Year 2000 costs incurred through year-end 1998 were approximately $235 million.

The inventory and assessment phase has been completed for all information and non-information technology. At December 31, 1998, 87% of BANK ONE's affected information technology applications were tested and returned to production. BANK ONE expects that all information technology applications, systems and equipment will be Year 2000 compliant by mid-1999. Ongoing facilities and equipment improvements are expected to result in Year 2000 readiness for non-information systems technology by mid-1999.

Year 2000 readiness is highly dependent on external entities and is not limited to operating risk. BANK ONE is working extensively with external entities to ensure that their systems will be Year 2000 compliant; however, BANK ONE bears risk and could be adversely affected if outside parties, such as customers, vendors, utilities and government agencies, do not appropriately address Year 2000 readiness issues. In addition, BANK ONE may have increased credit risk related to customers whose ability to repay debt is impaired due to Year 2000 readiness costs or risk or whose collateral becomes impaired due to lack of Year 2000 readiness.

Detailed contingency plans exist for critical business system applications to mitigate potential problems or delays associated with systems replacements or vendor delivery dates. Critical business processes have been identified, and the most reasonable recovery strategies have been selected. Contingency plans have been documented and validated for effectiveness. BANK ONE will continue to review and validate the scope and content of its contingency plans throughout 1999.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Not Applicable

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Not Applicable

ITEM 11. EXECUTIVE COMPENSATION

Not Applicable

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Each of the Certificates, representing investor's interests in the Trust, are represented by a single certificate registered in the name of Cede & Co., the nominee of DTC, and an investor holding an interest in the Trust is not entitled to receive a Certificate representing such interest except in certain limited circumstances. Accordingly, Cede & Co. is the sole holder of record of the Certificates, which it held on behalf of approximately 33 brokers, dealers, banks and other direct participants in the DTC system at December 31, 1998. Such direct participants may hold Certificates for their own accounts or for the accounts of their customers. The following table sets forth, with respect to each of the Certificates, the identity of each direct DTC participant that holds a position in such Certificate in excess of 5% of the outstanding principal amount thereof at December 31, 1998.

                                                                        (3) Amount and Nature
                                     (2) Name and Address of                 of Beneficial          (4) Percent
    (1) Title Of Class                  Beneficial Owners                  Ownership $(000's)         of Class
    ------------------                  -----------------                  ------------------         ---------

Class A Floating Rate        Bank of New York (The)                             $64,000                 19.88%
Asset Backed Certificates,   925 Patterson Plank Road
Series 1994-5                Secaucus, NJ  07094

                             Bankers Trust Company                              $27,000                  8.39%
                             c/o BT Services Tennessee Inc.
                             648 Grassmere Park Drive
                             Nashville, TN 37211



                             Chase Manhattan Bank                               $60,000                 18.63%
                             4 New York Plaza, 13th Floor
                             New York, NY 10004

                             Provident Bank (The)                               $45,950                 14.27%
                             One East Fourth Street
                             Mail Stop 666D
                             Cincinnati, OH 45202

                             Prudential Securities Custody                      $46,600                 14.47%
                             c/o ADP Proxy Services
                             51 Mercedes Way
                             Edgewood, NY  11717

                             Republic National Bank of New York                 $21,900                  6.80%
                             Investment Account
                             One Hanson Place
                             Lower Level
                             Brooklyn, NY  11243

                             State Street Bank and Trust Company                $40,550                 12.59%
                             Global Corp. Action Dept. JAB5W
                             P.P. Box 1631
                             Boston, MA  02105-1631


Class B Floating Rate        Boston Safe Deposit and Trust Company              $11,000                 39.29%
Asset Backed Certificates,   c/o Mellon Bank, N.A.
Series 1994-5                Three Mellon Bank Center
                             Room 153-3015
                             Pittsburgh, PA  15259

                             Chase Manhattan Bank                               $17,000                 60.71%
                             4 New York Plaza, 13th Floor
                             New York, NY  10004


Class A Floating Rate        Bankers Trust Company                              $62,625                 19.61%
Asset Backed Certificates,   c/o BT Services Tennessee Inc.
Series 1995-1                648 Grassmere Park Drive
                             Nashville, TN 37211

                             Chase Manhattan Bank                              $103,250                 32.33%
                             4 New York Plaza, 13th Floor
                             New York, NY  10004

                             Citibank, N.A.                                     $32,000                 10.02%
                             P.O. Box 30576
                             Tampa, FL  33630-3576

                             Fuji Bank and Trust Company (The)                  $20,000                  6.26%
                             2 World Trade Center, 81st Floor
                             New York, NY  10048

                             Prudential Securities Custody                      $23,000                  7.20%
                             c/o ADP Proxy Services
                             51 Mercedes Way
                             Edgewood, NY  11717

                             Republic National Bank of New York                 $45,000                 14.09%
                             Investment Account
                             One Hanson Place
                             Lower Level
                             Brooklyn, NY  11243


Class B Floating Rate        Boston Safe Deposit and Trust Company              $10,000                 32.65%
Asset Backed Certificates,   c/o Mellon Bank, N.A.
Series 1995-1                Three Mellon Bank Center
                             Room 153-3015
                             Pittsburgh, PA  15259

                             Chase Manhattan Bank                               $10,625                 34.70%
                             4 New York Plaza, 13th Floor
                             New York, NY  10004

                             Fuji Bank and Trust Company (The)                  $10,000                 32.65%
                             2 World Trade Center, 81st Floor
                             New York, NY  10048

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this Report:

         (i) Summary of annual distributions on the Certificates to Certificate-holders for the year ended December 31, 1998

         (ii) Annual Accountant's Report dated November 18, 1998 and related Report of Management dated November 18, 1998 relating to sufficiency of accounting controls

                  No proxy soliciting material has been distributed by the Trust.

                                   SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FIRST USA BANK, NATIONAL ASSOCIATION
                                          as Servicer of the CC Master Credit
                                          Card Trust (formerly Chevy Chase
                                          Master Credit Card Trust)



                                          By:    /s/ Tracie H. Klein
                                             ------------------------------
                                              Name:  Tracie H. Klein
                                              Title: Vice President



Date:   March 25, 1999
        --------------

CC Master Credit Card Card Trust
Series 1994-1
1998 Distributions

Pursuant to Section 5.2 (c) of the CC Master Credit Card Trust Series 1994-1 Supplement to the Agreement, First USA Bank, N.A., must provide the following information on an aggregate basis for the year ended December 31, 1998:


A.  1. The total amount of the distribution to Class A
       Certificateholders during 1998 per $1,000 original
       certificate principal amount.                                   $   0.00

    2. The amount of the distribution set forth in paragraph 1 above in  respect of interest on the Class A
       Certificates, per $1,000 original certificate principal
       amount.                                                         $   0.00

    3. The amount of the distribution set forth in paragraph 1 above in respect of principal on the Class A
       Certificates, per $1,000 original certificate principal
       amount.                                                         $   0.00

B.  1. The total amount of the distribution to Class B
       Certificateholders during 1998 per $1,000 original
       certificate principal amount.                                   $ 672.16

    2. The amount of the distribution set forth in paragraph 1 above in respect of interest on the Class B Certificates,
       per $1,000 original certificate principal amount.               $   5.49

    3. The amount of the distribution set forth in paragraph 1 above in respect of principal on the Class B Certificates,
       per $1,000 original certificate principal amount.               $ 666.67

CC Master Credit Card Card Trust
Series 1994-2
1998 Distributions

Pursuant to Section 5.2 (c) of the CC Master Credit Card Trust Series 1994-2 Supplement to the Agreement, First USA Bank, N.A., must provide the following information on an aggregate basis for the year ended December 31, 1998:


A. 1. The total amount of the distribution to Class A
      Certificateholders during 1998 per $1,000
      original certificate principal amount.                         $    126.00

   2. The amount of the distribution set forth in paragraph 1 above in respect of interest on the Class A Certificates,
      per $1,000 original certificate principal amount.              $      1.00

   3. The amount of the distribution set forth in paragraph 1 above in respect of principal on the Class A Certificates,
      per $1,000 original certificate principal amount.              $    125.00


B. 1. The total amount of the distribution to Class B
      Certificateholders during 1998 per $1,000
      original certificate principal amount.                         $  1,018.04

   2. The amount of the distribution set forth in paragraph 1 above in  respect of interest on the Class B Certificates,
      per $1,000 original certificate principal amount.              $     18.04

   3. The amount of the distribution set forth in paragraph 1 above in respect of principal on the Class B Certificates,
      per $1,000 original certificate principal amount.              $  1,000.00

CC Master Credit Card Card Trust
Series 1994-3
1998 Distributions

Pursuant to Section 5.2 (c) of the CC Master Credit Card Trust Series 1994-3 Supplement to the Agreement, First USA Bank, N.A., must provide the following information on an aggregate basis for the year ended December 31, 1998:


A. 1. The total amount of the distribution to Class A
      Certificateholders during 1998 per $1,000
      original certificate principal amount.                         $    253.17

   2. The amount of the distribution set forth in paragraph 1 above in respect of interest on the Class A Certificates,
      per $1,000 original certificate principal amount.              $      3.17

   3. The amount of the distribution set forth in paragraph 1 above in respect of principal on the Class A Certificates,
      per $1,000 original certificate principal amount.              $    250.00


B. 1. The total amount of the distribution to Class B
      Certificateholders during 1998 per $1,000
      original certificate principal amount.                         $  1,028.12

   2. The amount of the distribution set forth in paragraph 1 above in respect of interest on the Class B Certificates,
      per $1,000 original certificate principal amount.              $     28.12

   3. The amount of the distribution set forth in paragraph 1 above in respect of principal on the Class B Certificates,
      per $1,000 original certificate principal amount.              $  1,000.00

CC Master Credit Card Card Trust
Series 1994-4
1998 Distributions

Pursuant to Section 5.2 (c) of the CC Master Credit Card Trust Series 1994-4 Supplement to the Agreement, First USA Bank, N.A., must provide the following information on an aggregate basis for the year ended December 31, 1998:


A.  1.  The total amount of the distribution to Class A
        Certificateholders during 1998 per $1,000
        original certificate principal amount.                      $    317.21

    2.  The amount of the distribution set forth in paragraph 1 above in respect of interest on the Class A Certificates,
        per $1,000 original certificate principal amount.           $      4.71

    3.  The amount of the distribution set forth in paragraph 1 above in respect of principal on the Class A Certificates,
        per $1,000 original certificate principal amount.           $    312.50


B.  1.  The total amount of the distribution to Class B
        Certificateholders during 1998 per $1,000
        original certificate principal amount.                      $  1,030.84

    2.  The amount of the distribution set forth in paragraph 1 above in respect of interest on the Class B Certificates,
        per $1,000 original certificate principal amount.           $     30.84

    3.  The amount of the distribution set forth in paragraph 1 above in respect of principal on the Class B Certificates,
        per $1,000 original certificate principal amount.           $  1,000.00

CC Master Credit Card Card Trust
Series 1994-5
1998 Distributions

Pursuant to Section 5.2 (c) of the CC Master Credit Card Trust Series 1994-5 Supplement to the Agreement, First USA Bank, N.A., must provide the following information on an aggregate basis for the year ended December 31, 1998:


A. 1. The total amount of the distribution to Class A
      Certificateholders during 1998 per $1,000
      original certificate principal amount.                       $     59.11

   2. The amount of the distribution set forth in paragraph 1 above in respect of interest on the Class A Certificates,
      per $1,000 original certificate principal amount.            $     59.11

   3. The amount of the distribution set forth in paragraph 1 above in respect of principal on the Class A Certificates,
      per $1,000 original certificate principal amount.            $      0.00


B. 1. The total amount of the distribution to Class B
      Certificateholders during 1998 per $1,000
      original certificate principal amount.                       $     61.24

   2. The amount of the distribution set forth in paragraph 1 above in respect of interest on the Class B Certificates,
      per $1,000 original certificate principal amount.            $     61.24

   3. The amount of the distribution set forth in paragraph 1 above in respect of principal on the Class B Certificates,
      per $1,000 original certificate principal amount.            $      0.00

CC Master Credit Card Card Trust
Series 1995-1
1998 Distributions

Pursuant to Section 5.2 (c) of the CC Master Credit Card Trust Series 1995-1 Supplement to the Agreement, First USA Bank, N.A., must provide the following information on an aggregate basis for the year ended December 31, 1998:


A.  1. The total amount of the distribution to Class A
       Certificateholders during 1998 per $1,000
       original certificate principal amount.                       $      59.01

    2. The amount of the distribution set forth in paragraph 1 above in respect of interest on the Class A Certificates,
       per $1,000 original certificate principal amount.            $      59.01

    3. The amount of the distribution set forth in paragraph 1 above in respect of principal on the Class A Certificates,
       per $1,000 original certificate principal amount.            $       0.00


B.  1. The total amount of the distribution to Class B
       Certificateholders during 1998 per $1,000
       original certificate principal amount.                       $      60.53

    2. The amount of the distribution set forth in paragraph 1 above in  respect of interest on the Class B Certificates,
       per $1,000 original certificate principal amount.            $      60.53

    3. The amount of the distribution set forth in paragraph 1 above in respect of principal on the Class B Certificates,
       per $1,000 original certificate principal amount.            $       0.00

               [LETTERHEAD OF ARTHUR ANDERSEN LLP APPEARS HERE]

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------


     To the Board of Directors of
     Chevy Chase Bank, F.S.B.:

     We have examined management's assertion, included in the accompanying Management's Report on the Effectiveness of the Internal Control Structure Relative to the Servicing of Consumer Revolving Credit Card Receivables, that Chevy Chase Bank, F.S.B. (the "Bank") maintained an effective internal control structure over financial reporting relative to the servicing of consumer revolving credit card receivables owned by Chevy Chase Master Credit Card Trust I Series 1994-5, 1994-6, 1994-7, 1995-1 and 1997-1 and
     Chevy Chase Master Credit Card Trust II Series 1995-A, 1995-B, 1995-C, 1995-D, 1996-A, 1996-B and 1996-C, (collectively referred to as the "Trusts" herein) as of September 29, 1998.

     Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included obtaining an understanding of the internal control structure over financial reporting, testing, and evaluating the design and operating effectiveness of the internal control structure, and such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion.

     Because of inherent limitations in any internal control structure, errors or irregularities may occur and not be detected. Also, projections of any evaluation of the internal control structure over financial reporting to future periods are subject to the risk that the internal control structure may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     On September 30, 1998, the Bank sold its credit card portfolio and related operations, including the servicing of the consumer revolving credit card receivables, to First USA Bank, N.A.

     In our opinion, management's assertion that the Bank maintained an effective internal control structure over financial reporting relative to the servicing of consumer revolving credit card receivables owned by the Bank's credit card Trusts as of September 29, 1998, is fairly stated, in all material respects, based upon criteria established in Internal Control
     - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

     This report is intended solely for the information and use of the board of directors and management of the Bank, Bankers Trust Company, MBIA Insurance Corporation, Chevy Chase Bank Holding Corporation, Credit Suisse First Boston Corporation, Standard & Poor's, Moody's Investor Service, Alpine Securitization Corporation and Fitch Investors Service, L.P. and should not be used for any other purpose.


                                                     /s/ Arthur Andersen LLP


     Washington, D.C.
     November 18, 1998

                 [LETTERHEAD OF CHEVY CHASE BANK APPEARS HERE]

           MANAGEMENT'S REPORT ON THE EFFECTIVENESS OF THE INTERNAL
            CONTROL STRUCTURE RELATIVE TO THE SERVICING OF CONSUMER
                       REVOLVING CREDIT CARD RECEIVABLES

The management of the Bank is responsible for establishing and maintaining the internal control structure. In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of an internal control structure are to provide management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of financial statements in accordance with generally accepted accounting principles.

We performed an evaluation of the effectiveness of the Bank's internal control structure based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") relative to the servicing of consumer revolving credit card receivables owned by Chevy Chase Master Credit Card Trust I Series 1994-5, 1994-6, 1994-7, 1995-1 and 1997-1 and Chevy Chase Master Credit Card Trust II Series 1995-A, 1995-B, 1995-C, 1995-D, 1996-A, 1996-B and 1996-C (collectively referred to as the "Trusts" herein) as of September 29, 1998, and we determined that the Bank maintained an effective internal control structure over financial reporting relative to the servicing of consumer revolving credit card receivables owned by the Bank's Trusts as of September 29, 1998.

On September 30, 1998, the Bank sold its credit card portfolio and related operations, including the servicing of the consumer revolving credit card receivables, to First USA Bank, N.A.

However, there are inherent limitations in the effectiveness of any internal control structure, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even an effective internal control structure can provide only reasonable assurance with respect to reliability of financial statements and safeguarding and management of assets. Furthermore, the effectiveness of any internal control structure can change with changes in circumstances.


/s/ George P. Claney, Jr.               /s/ Stephen R. Halpin, Jr.
---------------------------             -----------------------------
George P. Claney, Jr.                   Stephen R. Halpin, Jr.
Executive Vice President                Executive Vice President and
                                        Chief Financial Officer

November 18, 1998