Form 10-K/A
period 1998-12-31
CC MASTER CREDIT CARD TRUST
filed 1999-12-30
CIK 920628

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K/A
                                  -----------
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 33-81786
                        -------------------------------

                     FIRST USA BANK, NATIONAL ASSOCIATION
            (Exact name of registrant as specified in its charter)
  (As Servicer on behalf of CC Master Credit Card Trust (formerly Chevy Chase
                          Master Credit Card Trust))

              Laws of the United States            51-0269396
           (State or other jurisdiction of      (I.R.S. Employer
            incorporation or organization)     Identification No.)

              201 North Walnut Street                19801
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

  Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [x]   NO [ ]

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

Not Applicable.

                   DOCUMENTS INCORPORATED BY REFERENCE:  NONE
================================================================================

     This Amendment No. 1 on Form 10-K/A is being filed solely for the purpose of filing a corrected Exhibit (ii) which shall replace Exhibit (ii) as originally filed with this Form 10-K.

     Item 14 (a) of Form 10-K is hereby amended in its entirety to read as follows:

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)       The following documents are filed as part of this Report:

          (i) Summary of annual distributions on the Certificates to Certificateholders for the year ended December 31, 1998*

         (ii) Annual Accountant's Report dated November 18, 1998 and related Report of Management dated November 18, 1998 relating to sufficiency of accounting controls

               No proxy soliciting material has been distributed by the Trust.

-----------------------------
* Previously filed.

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

                                 FIRST USA BANK, NATIONAL ASSOCIATION
                                 as Servicer of the CC Master Credit Card Trust (formerly Chevy Chase Master Credit Card Trust)



                                 By:        /s/ Tracie H. Klein
                                   ----------------------------
                                     Name:  Tracie H. Klein
                                     Title: First Vice President



Date:   December 30, 1999
        -----------------

               [LETTERHEAD OF ARTHUR ANDERSEN LLP APPEARS HERE]


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------


To the Board of Directors of
Chevy Chase Bank, F.S.B.:

We have examined management's assertion, included in the accompanying Management's Report on the Effectiveness of the Internal Control Structure Relative to the Servicing of Consumer Revolving Credit Card Receivables, that Chevy Chase Bank, F.S.B. (the "Bank") maintained an effective internal control structure over financial reporting relative to the servicing of consumer revolving credit card receivables owned by Chevy Chase Master Credit Card Trust I Series 1994-5, 1994-6, 1994-7, 1995-1 and 1997-1 and Chevy Chase Master Credit Card Trust II Series 1995-A, 1995-B, 1995-C, 1995-D, 1996-A, 1996-B, 1996-C and
1998-A, (collectively referred to as the "Trusts" herein) as of September 29, 1998.

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

                                         /s/ Arthur Andersen LLP



Washington, D.C.
November 18, 1998

                 [LETTERHEAD OF CHEVY CHASE BANK APPEARS HERE]


            MANAGEMENTS REPORT ON THE EFFECTIVENESS OF THE INTERNAL CONTROL STRUCTURE RELATIVE TO THE SERVICING OF CONSUMER
                       REVOLVING CREDIT CARD RECEIVABLES


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

We performed an evaluation of the effectiveness of the Bank's internal control structure based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") relative to the servicing of consumer revolving credit card receivables owned by Chevy Chase Master Credit Card Trust I Series 1994-5, 1994-6, 1994-7, 1995-1 and 1997-1 and Chevy Chase Master Credit Card Trust II Series 1995-A, 1995-B, 1995-C, 1995-D, 1996-A, 1996-B, 1996-C and 1998-A
(collectively referred to as the "Trusts" herein) as of September 29, 1998, and we determined that the Bank maintained an effective internal control structure over financial reporting relative to the servicing of consumer revolving credit card receivables owned by the Bank's Trust as of September 29, 1998.

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



/s/ George P. Clancy, Jr.                       /s/ Stephen R. Halpin, Jr.
----------------------------                    --------------------------------
George P. Clancy, Jr.                           Stephen R. Halpin, Jr.
Executive Vice President                        Executive Vice President and
                                                Chief Financial Officer
Date Signed: March 25, 1999                     Date Signed: March 25, 1999


November 18, 1998